Form 10KSB
period 2001-09-30
MAMMOTH MINING CO
filed 2001-11-30
CIK 61796

 SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10K-SB General Form for Registration of Securities of Small Business Issuers Under Section 12 (b) or (g) of the Securities Exchange Act of 1934 MAMMOTH MINING COMPANY (name of small business issuer in its charter) NEVADA (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.) 87-015-0860 44 West Broadway, Suite 704S, Salt Lake City, UTAH 84101 (Address of principal executive offices) (zip code) (801) 355-6044 (Issuer's telephone number) Securities Registered Pursuant to Section 12(b) of the Act: Title of each class None Securities Registered Pursuant to Section 12(g) of The Act: Title of class Common Stock, Par Value $0.10 Per Share [This electronically transmitted version has been formatted to conform with the print version, but may contain slight variations in pagination, typesetting, and text formatting. No material changes have been made to the original.] "FORWARD-LOOKING STATEMENTS" DISCLOSURE

Except for the historical information discussed below, most statements are forward-looking. They generally are identified by the words "anticipate," "plan," "believe," "expect," "estimate," "propose," "project," and the like. Although we believe our forward-looking statements are reasonable, they involve risks and uncertainties about the timely development of the Company's business. This includes all statements about future projects, existing properties and reserves; the ability of the Company to effectively make or conclude acquisitions in accordance with its initial plans; the impact of prices and production volatility; changing market conditions and regulatory environment; and the other risks detailed below, and as updated from time to time in the Company's periodic reports to be filed with the U.S. Securities and Exchange Commission ("SEC"). However, actual results may differ materially from those projected or implied. The Company is not able to give any assurances that the events discussed may or may not occur. Nor are we able to give you prospective comfort about the material effects or outcomes that any event may or may not have on the Company's future business, development of plans, financial condition, or results of operations. As a result, these forward-looking statements represent the Company's beliefs and judgments as of the date they were made. Therefore, the reader is strongly cautioned both to not overly rely on forward-looking statements, and to review the comprehensive disclosure of "Risk Factors" presented in detail below.

PART I ITEM 1. BUSINESS DESCRIPTION OF THE COMPANY BACKGROUND

MAMMOTH MINING COMPANY ("Mammoth" or "the Company") a U.S. mineral resource company, incorporated on December 5, 1906, in Nevada. Operating continuously since inception, the Company is authorized to conduct business in Utah. Located within the historic Tintic Mining District (organized on December 13, 1869) in Juab County, Mammoth was part of a once-thriving mining district with worldwide acclaim and significant mineral importance.

Mammoth was the result of prospecting and claims [the first made on February 26, 1870] after some initial discoveries of silver outcroppings. Reportedly, one of the early prospectors, realizing the potential windfall, declared: "Boys! She's a mammoth strike! We've got ourselves a mammoth mine." Thus, Mammoth received her name, and, as statistical data later proved, lived up to her nomenclature. Charles Crimson led early developments on Mammoth, but it was the McIntyre brothers, Sam and William, after trading their cattle for the patented mining claims, that exploited Mammoth's potential.

Sam and William invested into the mine and continued sinking Crimson's original shaft. They discovered a body of ore that produced gold, silver, lead, copper and bismuth in abundance for the next seventy-five years. Historical production includes 368,000 ounces of gold, 13 million ounces of silver, 37 million pounds of copper, and 36 million pounds of lead in about 1.3 million tons of ore. As in all mining areas, towns sprang up to meet the needs of prospectors and miners. Mining related operations were set up by the addition in 1890 of two mills, the Mammoth and the Sioux.

Several business establishments and services were found serving this area: general and dry good stores, stables, lumberyards, a pool hall, a book store, a Chinese laundry, barbershops, blacksmith shops, lawyers, doctors, a baseball field, an opera house with a capacity for 300 people built in 1896, movie theater, a confectionary and saloons. Mammoth, in response to a costly fire (but not the first fire to errupt) raised a volunteer fire department in 1912. At the height of mineral extraction, Mammoth's population exceeded 3000.

Today, the Company boasts an extensive technical library on properties that it holds, consisting of geological reports, historical data, artifacts and maps. The Tintic Mining District was listed in the National Register of Historic Places in 1979.

The Company is a viable development stage company. It has not been involved in any bankruptcy, receivership or similar proceeding. There has been no material reclassification, consolidation, merger, or purchase or sale of any significant amount of its assets, other than in the ordinary course of business. It actively continues its development and planning and maintains its authority to conduct business in Utah and its corporate good standing in Nevada. Currently, the Company is not engaged in any merger or acquisition transactions. Nonetheless, the Company's Board of Directors has authorized the voluntary filing of this registration statement to broaden its viability for reorganization, acquisition or merger, if suitable.

TRADING AND REPORTING HISTORY

Mammoth's common stock was listed on the Intermountain Stock Exchange from 1908, and continued filing annual reports with the I.S.E. until its closure in 1985. Following passage of the Securities Act of 1933, as amended (the "1933 Act"), and the Securities Exchange Act of 1934, as amended (the "1934 Act"), Mammoth also reported to the SEC. The Company ceased filing periodic reports with the SEC in 1985, but has continued filing annual reports with the Utah Department of Commerce's Corporation Division. As of this filing, Mammoth is not listed on any stock exchange, does not have an assigned trading symbol, and does not trade publicly. With this filing, Management intends to apply for a trading symbol and to be listed, through a market maker, on the OTC bulletin board or the "pink sheets."

CURRENT DEVELOPMENTS
(1) Recent Changes in Ownership

In February of 1994, the Jefferson-Pacific Corp., a closely-held Washington Corporation ("Jefferson-Pacific"), acquired controlling interest in Mammoth by its purchase of approximately sixty percent (60%) of the then-issued and outstanding shares of Mammoth common stock ("Mammoth Common Shares") from the Samuel McIntyre Investment Company and a handful of Mammoth's principal shareholders. At the time of the purchase, Mammoth owned approximately 61 percent (61%) of the then-issued and outstanding common stock of The Gold Chain Mining Company ("Gold Chain"), a Utah corporation since 1908, and Mammoth's sole subsidiary.

Mammoth and Gold Chain, as of September 30 2001 own land and leasehold interests in the Tintic Mining District, including the Mammoth Mine. In September 1994, Jefferson-Pacific completed a reverse merger with Centurion Mines Corporation, a Utah corporation ("Centurion"). Centurion obtained control of Jefferson-Pacific's controlling interests in Mammoth and Gold Chain. In addition, Centurion purchased additional shares of common stock from Mammoth's and Gold Chain's respective shareholders. As a consequence, on December 31, 1997, Centurion controlled approximately eighty one percent (81%) of Mammoth's and sixty one percent (61%) of Gold Chain's respective shares.

They became integrated subsidiaries of Centurion and their financial data was consolidated into Centurion's financial statements. As of the end of fiscal year 1997, Centurion had invested approximately $1,555,000 in Mammoth and $25,000 in Gold Chain to finance certain of their respective operations. The debt owed by Mammoth and Gold Chain was cancelled pursuant to the settlement agreement between the "Hansen Parties" and Grand Central Silver Mines, Inc. (the successor to Centurion Mines Corporation) on July 17, 1998 (see paragraph below). In February 1998, Centurion was reorganized, changing its name to Grand Central Silver Mines, Inc. ("Grand Central"; NASDAQ Small Cap: "GSLM").

In April 1998, Grand Central filed a lawsuit against Hansen, Keystone Surveys, Inc. ("Keystone"), a closely-held Utah corporation, and three other Utah corporations closely-held and controlled by Hansen (collectively, Hansen, Keystone and the three corporations are referred to as the "Hansen Parties"). Grand Central alleged the Hansen Parties had violated securities laws and breached contractual and fiduciary duties to Grand Central, its subsidiaries and their shareholders. At the time, Hansen was a director and executive officer of both Mammoth and Gold Chain, and he had been a director and executive officer of Grand Central from its inception as Centurion, in 1984, until he retired in February 1998.

The Hansen Parties vigorously denied every allegation of wrongdoing. The lawsuit was dismissed in July 1998, with prejudice, absent any finding or admission of guilt by either side. To induce settlement, Grand Central transferred all of Mammoth's and Gold Chain's common stock to Hansen and quit-claimed to Keystone every interest it held with respect to patented mining claims in the Tintic Mining district, except for the former Dragon Mining Company properties, which were transferred to Celebration Mining Company. In exchange, the Hansen Parties paid Grand Central cash and transferred Grand Central shares then owned by the Hansen Parties. Hansen currently owns approximately seventy-seven point four (77.4%) of the 400,010 currently issued and outstanding Mammoth Common Shares.

(2) Joint Ventures

The Company, historically, does not participate in, and has not entered into, any joint venture arrangements. Management of Mammoth does not anticipate that the Company will be participating in such ventures during the remainder of fiscal year 2001, or during fiscal year 2002.

The Company currently owns 10,852 acres of mineral rights valuable primarily for oil and gas in the Tintic Valley Overthrust Belt (approximately 2,235 acres of which are currently under lease to Four Seasons Oil Company, Dallas, Texas), and 230.9 acres of patented mining claims (Mining Properties) mainly valued for their ores of gold, silver, copper and other metals.

GENERAL DEVELOPMENT OF THE COMPANY'S BUSINESS
BUSINESS STRATEGY.

The Company's business, from its formation in 1906 until all mining operations ceased in 1984, has been the development and mining of ores containing gold, silver copper, lead and other metals. Between 1984 and the present, Mammoth has directed its efforts toward the maintenance of it is surface and underground mining related assets, has carried out limited minerals exploration, and has acquired additional mining and oil properties in the Tintic Mining District, which is its traditional operating area.

The Company's intent, at present is to explore, develop and mine its mineral resources in conjunction with larger and better-financed companies. The company also intends to enter into business arrangements to explore and produce oil and natural gas from its 10,852 acres of oil and gas properties situated in the Tintic Valley Overthrust belt immediately west from its mining properties at Mammoth Mine Center. This strategy focuses on achieving a major increase in the value of the Company's assets and obtaining production income with a minimum risk of its own funds for development expenditures and capital investment in production facilities.

LONG-TERM GOAL AND OBJECTIVES

Mammoth's primary asset lies in its patented mining claims and surface properties. Developing the land remains its revenue base. Until recent years, it sought revenue through mineral development. While mineralization has not changed, the feasibility of profit has become more uncertain in the face of depressed metals prices and increased extraction costs.

As Mammoth owns the surface as well as the underground mineralization, management believes that surface development, not mineral extraction, is commercially feasible at this time in the form of commercial and residential real estate. This venture requires capitalization, preferably from equity investment sources, to commence reconstruction of Mammoth Mining Town.

While the Company is presently focused on re-adjusting its business plan from mineral operations underground to property development above-surface, it has not ruled out further mineral exploration and extraction.

When plans for those adjustments near completion, then management will focus its funding toward the revenue side of operations in the long-term. In this way, the Company expects, ultimately, to achieve its long-term goal of creating an on-going source of positive cash-flow from surface development, unless perhaps the indicators of mining profitability improve. See "Plan of Operation," Item 2 of this Part I.

CURRENT BUSINESS PLAN

Management is deliberately shifting its business plan from mineral exploration and development to surface preparation and development. Because of its proximity to several well-developed towns and cities, major surface roads and railway, Management believes that the construction of "Mammoth Mining Town" may be of great interest to investors wishing to live in the ambiance of the old Mining West in a planned, gated community located within the historic Tintic district. Management believes that there are sufficient water reserves to accommodate Mammoth Mining Town's culinary needs, as well as sustaining a golf course, vineyards and equestrian trails. Management believes Eureka Peak (About 8000 feet) is capable of sustaining down-hill skiing, and the remains of the old railroad berms are well-suited to cross country skiing, snowmobiling and snow-shoe hiking.

To finance these activities, the Company seeks to receive income from property sales, or through a joint development ventures, or other forms of business arrangements with more established and better capitalized property developers. Also, if warranted by future events, Mammoth may explore and develop its properties on its own account.

GOVERNMENT REGULATION OF ENVIRONMENTALCONCERNS

Mammoth is committed to full compliance with the various federal, state and local provisions that regulate the discharge of materials into the environment and govern the conduct of mining activities for the protection of the environment. Neither Mammoth nor any of its properties is listed on any known environmental cleanup roster. Mammoth does NOT appear on any Superfund roster.

The Company believes it has fully complied with all pertinent regulations during fiscal years 1999 and 2000, and has fully complied and, intends to continue its compliance, during the remainder of fiscal year 2001 and throughout fiscal year 2002.

Readers should particularly note that the Utah State Department of Oil Gas and Mining released Mammoth from all past mining and reclamation obligations at the Mammoth Mine and the Mammoth Exploration sites on October 19, 2001:

"The Division officially releases Mammoth Mining Company/Keystone Surveys, Inc. from further mining and reclamation obligations at the Mammoth Mine and the Mammoth Exploration Sites. The notices S/023/041 and E/023/033 are officially closed and the mine permits are retired (State of Utah, Department of Natural Resources, Division of Oil, Gas, and Mining.)"

To fulfill its environmental compliance obligations for future operations, Mammoth must attend to the complex requirements of laws encompassing jurisdictional authority over matters affecting land, mineral rights and/or the surface under which mining activities are proposed. Such compliance may materially affect Mammoth's capital expenditures, earnings and competitive position in the following general areas: 1) surface impact, 2) water acquisition, 3) site access, 4) reclamation, 5) wildlife preservation, and 6) permit and license qualification. To date, compliance has not had a material financial effect on Mammoth because its activities have neither had a material nor significant impact on the environment.

As the Company becomes more active on its properties, however, it is reasonable to expect that compliance with environmental regulations could substantially increase in cost. Such future compliance could include performing feasibility studies on the surface impact of the Company's proposed operations; minimizing surface impact, water treatment and protection; reclamation activities including rehabilitation of various sites; and on-going efforts at alleviating mining impact on wildlife.

Moreover, governmental agencies may require permits or bonds from year to year to ensure the Company's compliance with applicable regulations.

During fiscal years 1999 and 2000, Mammoth did NOT engage in any activity that required it to obtain any permits or bonds, or otherwise expend any funds to comply with any material environmental regulation. Moreover, the Company does not anticipate that any reclamation bonding will be required during fiscal years 2001 or 2002 or at any time in the reasonably foreseeable future. Nor does Mammoth anticipate any material capital expenditures for environmental control facilities during the remainder of fiscal 2001 or any part of fiscal year 2002.

The amount of future compliance costs affecting the Company's mineral properties may vary, however, depending upon the extent and type of exploration and testing required, or the nature or type of any subsequent commercial property plan, or resulting development. There can be no assurance that Mammoth will be able to comply with all or even some requirements that may be imposed on such future development, nor that it will be able to economically operate or pursue mining or commercial development activities under future regulatory provisions.

OTHER BUSINESS FACTORS
COMPETITIVE CONDITIONS IN THE INDUSTRY

The mining industry remains competitive. Such competition may include efforts to obtain favorable mining properties and to evaluate exploration prospects for drilling, exploration, development, and mining. Despite this competition, however, in the case of Mammoth, the properties owned have been historically productive; Management believes that additional exploration on these historically owned properties might discover additional mineable reserves of gold, silver, copper and other metals.

Management believes that the past production subsequent to mine opening in 1870, of 368,000 ounces of gold, 13 million ounces of silver, 37 million pounds of copper, and 36 million pounds of lead in about 1.3 million tons of ore represents only a portion of the potential of the Mammoth Mine Property.

Mammoth intends to concentrate on the extension to depth and laterally of the previously produced ore zones, and as such is not facing competition from other companies, since all Mammoths' lands are owned in fee simple with no debt. However, there can be no assurance that the Company's programs will yield commercially mineable reserves.

RISK

There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially mineable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Even after extensive exploration and development work has been performed, economic feasibility cannot be finally determined until a detailed and comprehensive economic feasibility study has been concluded.

Further, there is no assurance that a determination of economic feasibility will apply over time because it is based partly on assumptions and factors that are subject to fluctuation and uncertainty, such as metal prices, production costs, and the actual quantity and grade of ore recoverable.

Mining companies use the evaluation work of professional geologists, geochemists, geophysicists and engineers in determining the exploration and development potential of a specific property or project. These professional evaluations generally rely on scientific estimates and economic assumptions, and in some instances may result in the expenditure of substantial amounts of money on a property before it is possible to make a final determination as to whether or not the property contains economically mineable ore bodies.

EXECUTIVE OFFICES

The Company's Executive Office is located in Salt Lake City, Utah at 44 West Broadway, Suite 704S, 84101. Additionally, it has a Field Office for operations and a Geological Library in the town of Mammoth, Utah.

SUBSIDIARIES AND RELATED COMPANIES

Currently, Mammoth does not own any interest, minority or controlling, in any corporation or other business entity. Related parties are described in Part I, Item 8, below.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES

The Company does not own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims, granted by governmental authorities and private landowners.

SEASONABILITY

The Company's business is generally not seasonal in nature except to the extent that weather conditions at certain times of the year may affect the Company's access to some of its properties at higher elevations.

NUMBER OF EMPLOYEES

At present, Mammoth does not have any salaried employees. If it is successful in obtaining working capital, the Directors have authorized management to contract the services 2 full-time employees, or consultants, and additional personnel from time to time, depending upon the circumstances of its operations and funds. Consultants shall be treated as independent contractors. (See "Certain Relationships and Related Transactions," below.)

SECURITIES ISSUANCES

As of September 30th, 2001, there were 400,100 Common Shares issued and outstanding. During 2001, the Board of Directors, and a majority of the voting shareholders, approved resolutions that: (a) authorized the establishment of the Mammoth Mining Company 2001 Employee Common Stock and Stock Option Award Plan ("Employee Award Plan" or "Plan") for granting in the aggregate rights to receive a total of up to 10 million Common Shares, awarded as shares of stock, stock options, warrants, stock appreciation rights, or other derivative securities and stock rights, to eligible employees, officers, directors, consultants and advisors, to vest and be issued as set forth in the Plan; and (b) directed management to file a registration statement on Form S-8 to administer awards and issuances of free-trading securities to, and any reoffer of specified restricted and control securities by, eligible persons, as defined in the Plan and as listed or identified in the Section 10(a) prospectus, the Form S-8 registration statement, and the reoffer prospectus, if any.

RISK FACTORS

The reader is cautioned that investment in Mammoth's securities is highly speculative. The Company has no recent operating history and is subject to all of the risks inherent in developing a business enterprise. The Company needs additional capital and has no revenues. There are non-arms length transactions with related parties that at times may involve conflicts of interest. Further, Mammoth does not anticipate paying any dividends on its common stock. In brief, the Company's securities involve a high degree of risk. Therefore, the reader is cautioned to carefully read this registration statement in its entirety and to give thorough consideration to all of the factors and financial data that are disclosed throughout this registration statement and, in particular, to the specific risk factors described below.

1. RECENT STATUS AS A NON-REPORTING, NON-TRADED PUBLIC COMPANY

Mammoth has not been a fully reporting company and its securities have not traded publicly in any market since 1985. Both the uncertainty, as well as the likelihood that its business and a market for its securities will succeed must be considered in light of the difficulties, complications, problems, expenses and delays frequently encountered in connection with a new business generally.

These same factors may be adversely compounded by even greater risks, particularly the speculative characteristics of such industries as mining, on the one hand, and the commercial development of raw property, on the other hand. Indeed, the aggressive competition in these industries, as well as the strict regulatory environment Mammoth operates in, may aggravate existing risk factors, or lead to additional risks.

2. EXPLORATION (DEVELOPMENT STAGE) COMPANY

Mineral exploration, particularly for gold and silver, is highly speculative in nature, frequently nonproductive, and involves many risks, often greater than those involved in the actual mining of precious metal bearing ores. Such risks can be considerable and may add unexpected expenditures or delays in the Company's plans.

There can be no assurance that Mammoth's mineral exploration activities will be successful or profitable. Even if precious metal bearing ores are discovered, it may take a number of years from the initial phase of exploration until production is accomplished, during which time the economic feasibility of production may change.

Further, there is no assurance that a determination of economic feasibility will apply overtime because it is based partly on assumptions and factors that are subject to fluctuation and uncertainty, such as metal prices, production costs, and the actual quantity and grade of ore recoverable.

3. AUDITORS' GOING CONCERN OPINION

The reader is directed to pay particular attention to the audit of Andersen, Andersen and Strong's "Notes to Financial Statements," appended to this form.

4. ACCUMULATED NET LOSS; NOMINAL WORKING CAPITAL

The Company remains in the development stage. Thus, Mammoth has not undertaken significant business operations as of the date of this filing. At September 30, 2000, Mammoth had negative working capital of $1,603 and an accumulated deficit of $7,745.

Accumulated deficits and the potential for future deficits in working capital are losses that are expected to continue into the foreseeable future because the Company's operations are subject to numerous risks that are associated with a development stage company in the mining industry.

5. LACK OF REVENUE

Mammoth needs additional capital but currently has no revenues. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, to construct mining and processing facilities as required. The Company lacks a constant and continual flow of revenue.

This lack of consistent revenue detrimentally affects the Company's progress because it needs additional capital to fund business development and exploration and development operations, and to acquire additional mineral properties, if warranted.

6. REGULATORY CONCERNS

Environmental and other government regulations at the federal, state and local level pertaining to the Company's business and properties may include: (a) surface impact; (b) water acquisition; (c) site access; (d) reclamation; (e) wildlife preservation; (f) licenses and permits.

7. RETENTION AND ATTRACTION OF KEY PERSONNEL

Mammoth's success will depend, in large part, on its ability to attract and retain highly qualified personnel, and to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that the Company will be successful in retaining or attracting highly qualified individuals in key management positions. At the time of this filing, however, Management is in deliberations with several professionals currently debating joining the Company as Co-Venturers.

8. RELIANCE UPON DIRECTORS AND OFFICERS

At present, Mammoth is wholly dependent upon the personal efforts and abilities of its officers and directors, who exercise control over its day-to-day affairs. There can be no assurance as to the volume of business, if any, that the Company may generate, nor that its proposed operations will prove profitable.

9. OFFICERS AND DIRECTORS INDEMNIFICATION FOR SECURITIES LIABILITIES

Mammoth's Articles of Incorporation and Bylaws provide that it may indemnify any Director, Officer, agent and/or employee against certain liabilities as specified in the Revised Utah Business Corporation Act. Also, the Company may purchase and maintain insurance on behalf of any such person whether or not it would have the power to indemnify that person against the liability insured against.

The foregoing indemnification could result in substantial expenditures by the Company and prevent any monetary recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. It is the Company's understanding that, in the opinion of the SEC, indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable with respect to any claim, issue, question, or matter of liability touched upon by the federal securities laws and regulations.

10. NO DIVIDENDS

Holders of the Company's common stock are entitled to receive dividends, when and as declared by the Board of Directors, out of funds legally available for that purpose. To the best of Management's knowledge, except for the period on or about 1908 through 1930, Mammoth has not paid any cash dividends in recent years.

The Board does not currently intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. Even if the Board desired to declare any dividends, the Company's ability to do so would very likely be restricted because the Company is seeking outside financing; most financing covenants prohibit such declarations. See Part I, Item 8, "Description of Securities."

11. PREEMPTIVE RIGHTS, CUMULATIVE VOTING AND CONTROL

In accordance with the Company's Articles of Incorporation and Bylaws, and pursuant to the laws of Nevada, there are no preemptive rights in connection with Mammoth's Common Stock. There can be no assurance that Mammoth shareholders might not be further diluted in their percentage ownership of the Company's stock in the event additional shares were to be issued by Mammoth in the future.

Moreover, cumulative voting in electing Directors is not provided for. Accordingly, the holder(s) of a majority of the Company's outstanding shares, present in person or by proxy, will be able to elect all of its Directors. See the section entitled "Description of Securities."

12. VOTING CONTROL OWNED BY ENTITIES THAT ARE CONTROLLED BY ONE PERSON

As of the date of this filing, Spenst Hansen owns approximately seventy seven (77%) of the Company's outstanding common stock. This control gives Mr. Hansen the ability to elect all of Mammoth's directors, who in turn elect and appoint all executive officers, potentially without regard to the votes of the other Mammoth stockholders. See Part I, Item 4, "Security Ownership of Certain Beneficial Owners and Management."

13. NO MARKET FOR COMMON STOCK; NO MARKET FOR SHARES

Although the Company intends to submit its common stock for listing on the OTC Bulletin Board, or the "pink sheets", administered by the National Association of Securities Dealers, Inc. ("NASD"), there currently is no market for its shares. There can be no assurance as of the date of this filing that any such market will ever develop or be maintained. Even if so, the market and price for shares of the Company's common stock is likely to be very volatile.

Numerous other factors beyond the Company's control may have significant impact from time to time on its common stock, with adverse consequences. For example, stock markets generally experience extreme price and volume fluctuations that can and do greatly affect the stock trading of "small capital" companies such as Mammoth. These often are unrelated to the operating performance of those companies.

Further, in conjunction with changes in other economic and political conditions, all such factors and uncertainties may adversely affect the market for and price of the Company's common stock. See also, Risk Factor No. 17, below, "Potential Future Sales Pursuant to Rule 144".

14. RISKS OF PENNY STOCK

The Company's common stock is considered to be a "penny stock" because it meets one or more of the definitions in SEC Rule 3a51-1: (i) it has a price less than five dollars per share; (ii) it is not traded on a recognized" national exchange; (iii) it is not quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than continuous three years, or with average revenues of less than $6,000,000 for the past three years.

For more than 15 years there has been no established published market for Mammoth's common stock. The Company has begun the process of qualifying for trading in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. At such time as the Company meets the relevant requirements, it may attempt to qualify for listing on either NASDAQ or a national securities exchange, but there can be no assurance of this.

15. BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

The Broker-Dealer further determines that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

16. PUBLIC, NON-AFFILIATE SHAREHOLDERS WILL SUFFER THE GREATEST LOSSES IF THE COMPANY IS UNSUCCESSFUL

If Mammoth's future operations are successful, the present shareholders who are not affiliates of the Company will realize substantial benefits from Mammoth's growth. However, if the Company's future operations are unsuccessful, persons who purchase its securities by means of a subsequent registration to sell securities, or other type of public or private offering, likely will sustain the principal loss of their cash investment.

17. POTENTIAL FUTURE SALES PURSUANT TO RULE 144

At September 30, 1999, there were issued and outstanding approximately 400,100 shares of the Company's common stock, of which about 75.3% are "restricted securities," as that term is defined in Rule 144 promulgated under the 1933 Act. In general under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount of shares which does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of our Company and who have beneficially owned the shares for a minimum period of two (2) years. Hence, the possible sale of those restricted shares may, in the future, dilute the percentage of free-trading shares held by a shareholder or subsequent purchaser of these securities, and may have a depressive effect on the price of Mammoth's securities. Further, such sales, if substantial, might also adversely affect the Company's ability to raise additional equity capital.

18. REALIZATION OF INVESTMENTS IN MINERAL PROPERTIES AND ADDITIONAL CAPITAL NEEDS

The ultimate realization of Mammoth's investment in mineral properties is dependent upon, among other factors, the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon the profitability of prospective production. There presently exists uncertainty and no assurances regarding the Company's expectation of acquiring sufficient funds to finance its operations for fiscal 20001 and beyond. Mammoth does not have sufficient capital of its own to implement a full-fledged business development plan or finance its intended operations, let alone to explore and develop its mineral properties. There can be no assurance that the Company will be successful in obtaining the required funds to finance its long-term capital needs.

19. ABSENCE OF RECENT MINING ACTIVITY

There have been no significant mining activities on these properties recently, except for limited exploration and development work. After Centurion, no other mining company or entity has made any offer to purchase, lease, or engage in any other transaction, such as a joint venture, with respect to Mammoth's property. Although the Company incurs only nominal expense to preserve its ownership and maintain its property, it receives no revenue from them or other income for that purpose.

20. UNCERTAINTY OF DEMAND FOR TINTIC-TYPE OXIDIZED ORE

Due to the development of modern hydrometallurgical processes, the Mammoth type ores could be processed with new hydrometallurgical technology at an advantage to the traditional and more common sulfide types ores mined elsewhere in the western United States. The absence of suitable smelters, make sulfide ores less desirable. It is uncertain what the future level of demand will be for the type of oxidized mineralization present on the Company's properties.

Also, the amount it could cost to reopen and finance a mining operation is likely to be dependent upon several factors. These include: acceptable price levels of the relevant metals; milling and smelting availability; fluctuations in market demand over time; extent of competition with other companies; availability of acceptable construction costs; availability of acceptable labor costs; feasibility of obtaining economical housing facilities; manageable equipment costs; realistic capital costs; and the acceptability of other price and cost variables.

21. RELIANCE UPON ESTIMATES AND ASSUMPTIONS

Exploration stage mining companies use the evaluation work of professional geologists, geophysicists, and engineers to make estimates in determining whether to acquire an interest in property, or to commence exploration and development work. These estimates generally rely on scientific and economic assumptions, and in some instances may not be correct. The economic viability of a property cannot be determined until extensive exploration and development work has been conducted and a comprehensive feasibility study performed.

Thus, the Company could invest substantially on a property before it could even determine whether or not the property contains economically recoverable mineralization. No feasibility studies have been conducted on Mammoth's properties for many years because of the considerable exploration and development costs. Moreover, the market prices of any minerals produced are subject to decline, which could reduce the overall profitability of properties after the Company would have already incurred significant costs, making the property less economically viable. The Company is not able to presently determine whether or not or how extensively such risks could adversely affect its strategy and business plan.

22. UNCERTAINTY OF TOPOGRAPHICAL EFFECT ON EXPLORATION

Some of the Company's properties are located in mountainous terrain. Because the surface of the land has a topographic relief of over 8000 feet, any ruggedness in the overlying area could affect the location of drilling sites and shafts, as well as the construction of industrial facilities. It also could require the Company to access additional property development or drilling below ground.

These outcomes presently are uncertain and could have a material and adverse effect on the ability of the Company or a business partner to conduct mining activities. Also, these areas eventually could pose environmental or safety concerns. See "Government Regulation of Environmental Concerns" in Part I, Item 1.

23. UNCERTAIN CONDITION OF MINE WORKINGS

The surface mine shafts, head frames and underground workings on Mammoth's properties have been inactive for many years due to the absence of significant exploration, development and production activities since the 1980's. There are tunnels with portals that could be reconditioned for later use to gain underground access to the workings for renewed development and exploration. However, the Company would incur considerable cost to recondition shafts, drifts, tunnels, winzes and other workings, as well as to re-equip hoisting bases and framework. Also, it is uncertain whether and to what extent the workings themselves, as well as any rehabilitation of them, could expose the Company to environmental and safety concerns. If so, correcting these concerns could require expending an uncertain amount of funds to render the workings safe, acceptable, and environmentally sound.

24. COMPETITIVE CONDITIONS IN THE INDUSTRY

Mammoth has no competition in the Tintic area, and has no plans to expand beyond the Tintic area.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Please read this discussion of the Company's plan of operation together with the audited financial statements that accompany this registration statement. Management is providing the following plan of operation in accordance with SEC regulations for small business registrants, in that it did not have operating revenues in either of the last two fiscal years audited in the financial statements, 1999 or 2000.

Management discusses its present business plans and then projects those plans into the remainder of this fiscal year and the next. The Company's present plan of operation is based on certain reasonable expectations about the mining industry, the demand for metals, and the sources and potential for obtaining financial capital. It does not intend to forecast what will, or predict that any particular event may, occur in the future.

Instead, you will read some statements below that discuss future events and plans involving risks and uncertainties that could result in outcomes that are materially different from those projected by these plans. Management emphasizes that it cannot control or predict many of these risks and uncertainties. Still, management has tried to encompass these risks and uncertainties within its plan of operation. The reader is cautioned, however, to not overly rely on any of the forward-looking statements made in this plan of operation, or found elsewhere in this registration statement. See "Notice and Disclaimer Regarding Forward-Looking Statements."

PLAN OF OPERATION
PURPOSE

The Company's purpose is to generate recurring cash flow by establishing long-term business opportunities. The uncertainty of future events, however, presently limits Mammoth's ability to provide any assurances regarding its ability to implement such a plan, raise financial resources, or undertake such business activities. The reader is strongly cautioned to review the comprehensive disclosure of "Risk Factors" presented above.

STRATEGY

The Company's secondary business plan will be directed primarily toward the exploration and development of its 28 patented mining claims. The mineral interests and rights with respect to these claims represent durable value for exploration, development and mining because Mammoth owns the real property in fee simple. It is possible, although not presently planned, that Mammoth may purchase additional patented mining claims before the end of fiscal 1999, or during the first half of fiscal 2000.

In any event, management has decided that it will not purchase any unpatented mining claims because the real property underlying them is not owned outright and the uncertain possession and value of their mineral rights is too dependent upon compliance with costly and time-consuming federal regulations that are subject to unpredictable changes. See the sections entitled "Form of Ownership" and "The Effect of Regulatory Changes on Holding Unpatented Mining Claims" of Part I, Item 3, pages 15 and 16. Management does not expect to make any significant changes in the number of its employees, other personnel, or consultants.

For the following reasons, management believes that further exploration and development on the Company's patented mining claims may be warranted, even though they cover a relatively small number of acres. First, there is a history of profitable production from proven ore on the property. See the section in Part I below entitled "Mining And Production History."

Second, there has been almost no comprehensive exploration to date of the property's mineralization beyond a depth of 300 to 400 ft.

Third, worldwide and in the U.S., major ore bodies have been found on property encompassing fewer acres than Mammoth owns, such as at the El Indio deposit in Peru and the Orphan Mine in Arizona, each approximately 20 acres.

FUNDING

Management believes the Company can satisfy its minimal cash requirements from accounts receivable to continue nominal business operations as at present. However, the Company does not have sufficient other funds of its own to finance exploration and development costs, or make capital improvements to its properties and operating facilities.

Thus, if the Company is unable to raise a significant amount of additional working capital in the next twelve to eighteen months, it might not have sufficient funds for further exploration or development work. Thus, Mammoth's plan of operation depends largely on its ability to cultivate financial resources and business arrangements with investors and larger and better capitalized companies.

The primary contribution to the Company's planned exploration and development efforts is the extensive library of technical information about its properties that it has compiled. This technical library contains geological reports, historical data, maps and other geological information. These represent an invaluable asset that management believes will be essential to feasibly develop and explore the Company's properties. The value of this tangible asset is greatly enhanced by the intangible value of current management's knowledge of modern geologic science and technology and its years of experience exploring and developing mining properties in the Tintic Mining district.

ITEM 3. PROPERTIES
TYPE OF PROPERTIES

The Company's thirty-seven patented mining claims are lode claims, meaning they contain deposits of minerals, in this case, gold, silver, copper and lead, in solid rock. They are located on the slopes and environs of nearby Mammoth Mountain. The surface has a topographic relief of over 8000 feet. The mining claims lie between two favorable ore trends: the Mammoth ore trend on the west, and the Godiva-Sioux Mountain ore trend on the east. Ore bodies have been developed in this region that have been and are particularly rich.

For this reason, a number of senior mining companies, such as Kennecott, Exxon Minerals, and Asarco, have carried out some limited underground exploration efforts since the 1970's. To date, these efforts have not been sufficiently developed to achieve a promising discovery of a new ore body. The intrinsic economic worth of these properties, therefore, lies in continuing this exploration and development work to achieve the recognizable potential of these properties in containing discoverable, profitable ore.

EXPLORATION, DEVELOPMENT AND REHABILITATION WORK

There has been no mining or other production activity on Mammoth's properties since the 1930's, except briefly during World War II, which consisted of production of small tonnages of high grade copper ore. Also, only a very limited amount of exploration or development work has been conducted on the Company's properties since the 1930's. "Exploration" is the work involved in searching for ore. "Development" is the construction work carried out for the purpose of extracting ore from the deposit or mine.

In 1976, Kennecott Copper Corporation negotiated a ten-year lease to operate all of the properties that were owned by Mammoth Mining Company and its subsidiary companies, which included Mammoth's nineteen patented mining claims. The properties were "unitized", in that Mammoth was to receive royalties based on metals production from any of the leased properties. Gold Chain received some income under this lease agreement from ores produced by Kennecott from the nearby Mammoth Mine owned by Mammoth Mining Company.

Kennecott carried out some limited mineral exploration and development work on the Mammoth properties, but terminated this lease in 1982, after six years. No ore production came from the Company's properties. Gold Chain's properties were inactive from 1982 until 1994, when Centurion carried out limited exploration consisting mainly of geologic mapping and sampling. Centurion also performed some much-needed maintenance and rehabilitation work on the Mammoth underground workings. Centurion continued its activities until 1996. No additional work has been done on the properties since then.

FUTURE PLANS FOR EXPLORATION AND DEVELOPMENT WORK

No exploration work is presently planned. As mentioned previously, Management is deliberately shifting its business plan from mineral exploration and development to surface preparation and development. Because of its proximity to several well-developed towns and cities, major surface roads and railway, Management believes that the construction of "Mammoth Mining Town" may be of great interest to investors wishing to live in the ambiance of the old Mining West in a planned, gated community located within the historic Tintic district. Management believes that there are sufficient water reserves to accommodate Mammoth Mining Town's culinary needs, as well as sustaining a golf course, vineyards and equestrian trails. Management believes Eureka Peak (About 8000 feet) is capable of sustaining down-hill skiing, and the remains of the old railroad berms are well-suited to cross country skiing, snowmobiling and snow-shoe hiking.

Respectfully submitted this 19th day of November, 2001 by its President and CEO:

/s/ Spenst Hansen ----------------- SPENST HANSEN, PhD.